Form 10-Q
period 2021-09-30
Hawks Acquisition Corp
filed 2021-11-22
CIK 1841144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40888

HAWKS ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Delaware	86-1273146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Lexington Avenue, 9th Floor New York, NY 10022
(Address of principal executive offices, including zip code)

(212) 542-4540
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable public warrant	HWKZ.U	New York Stock Exchange
Class A common stock, $0.0001 par value per share	HWKZ	New York Stock Exchange
Public warrants, each whole public warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	HWKZ WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

As of November 22, 2021, 23,000,000 shares of the Class A common stock, par value $0.0001 per share,and 5,750,000 shares of the Class B common stock, par value $0.0001 per share, were issued and outstanding.

HAWKS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2021 (unaudited)	F-1

	Statements of Operations for the three months ended September 30,2021 (unaudited) and for the period from January 4, 2021 (inception) through September 30, 2021 (unaudited)	F-2

	Statement of Changes in Stockholders’ Equity (Deficit) for the period from January 4, 2021 (inception) through September 30, 2021 (unaudited)	F-3

	Statement of Cash Flows for the period from January 4, 2021 (inception) through September 30, 2021 (unaudited)	F-4

	Notes to the Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	3

Item 4.	Controls and Procedures	3

PART II. OTHER INFORMATION		4

Item 1.	Legal Proceedings	4

Item 1A.	Risk Factors	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Mine Safety Disclosures	5

Item 5.	Other Information	5

Item 6.	Exhibits	6

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HAWKS ACQUISITION CORP

BALANCE SHEET

(UNAUDITED)

September
30, 2021
ASSETS
Cash	$25,100
Deferred offering costs	543,095
Total Assets	$568,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued offering costs	$445,452
Note Payable - Sponsor	100,000
Total Liabilities	545,452
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(2,257)
Total Stockholders’ Equity	22,743
Total Liabilities and Stockholders’ Equity	$568,195
(1)	Included an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
	For the	Period from
	Three	January 4, 2021
	Months	(inception)
	Ended	Through
	September 30,	September 30,
	2021	2021
Formation costs	$108	$2,257
Net loss	$(108)	$(2,257)
Weighted average shares outstanding , basic and diluted(1)	5,000,000	5,000,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)
(1)	Excludes an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 4, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(2,000)	(2,000)
Balance, January 29, 2021	5,750,000	$575	$24,425	(2,000)	23,000
Net loss	—	—	—	(149)	(149)
Balance, June 30, 2021	5,750,000	575	24,425	(2,149)	22,851
Net loss	—	—	—	(108)	(108)
Balance, September 30, 2021	5,750,000	$575	$24,425	$(2,257)	$22,743
(1)	Includes an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the
Period from
January 4,2021
(Inception)
Through
September 30,
2021
Cash flows from Operating Activities:
Net loss	$(2,257)
Net cash used in operating activities	(2,257)
Cash Flows from Financing Activities
Proceeds from Sponsor note	100,000
Payment of deferred offering costs	(97,643)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	27,357
Net change in cash	25,100
Cash at beginning of period	—
Cash at end of period	$25,100
Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$445,452

The accompanying notes are an integral part of these financial statements.

HAWKS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1— DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Hawks Acquisition Corp (the “Company”) was incorporated in Delaware on January 4, 2021. The Company was formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on October 7, 2021. On October 13, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $230,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement transaction (the “Private Placement”) to Hawks Sponsor LLC (the “Sponsor”).

Following the closing of the Initial Public Offering on October 13, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account, as defined below. The funds held in the Trust Account, as defined below, may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account , net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company's Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering (assuming the Sponsor does not exercise its option to extend the period of time the Company will have to complete an initial Business Combination, as outlined below) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have 18 months from the closing of the Initial Public Offering to complete a Business Combination. If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, the time period to complete a Business Combination can be extended in two ways: (i) the Sponsor can extend the time period to complete a Business Combination up to two times, each by an additional 3 months (for a total of up to 24 months to complete a Business Combination from the closing of the Initial Public Offering) by purchasing additional Private Placement Warrants, and the Company's stockholders will not be entitled to vote on or redeem their shares in connection with any such extension and (ii) the Company's stockholders can vote at any time to amend the Certificate of Incorporation to modify the amount of time the Company has to complete a Business Combination. The time period the Company has to complete a Business Combination, as it may be extended as described herein, is referred to as the combination period (the “Combination Period”). Pursuant to the terms of the Certificate of Incorporation, in order to extend the period of time to consummate a Business Combination in such a manner, the Sponsor, upon no less than five days’ advance notice prior to the applicable deadline, must purchase an additional 2,300,000 Private Placement Warrants per extension at a price of $1.00 per warrant, and deposit the $2,300,000 in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each 3 month extension. The Sponsor is not obligated to purchase additional Private Placement Warrants to extend the time for the Company to complete a Business Combination. In the event that the Company receives notice from the Sponsor five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds have been timely deposited. Sponsor has the option to accelerate its purchase of the up to 2,300,000 Private Placement Warrants at any time following the closing of the Initial Public Offering and prior to the consummation of the Business Combination with the same effect of extending the time the Company will have to consummate a Business Combination by 3 or 6 months, as applicable.

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

As of September 30, 2021, and prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time.

The Company has since completed its Initial Public Offering in October 2021 as described above and had approximately $1.8 million in cash and approximately $1.5 million of working capital immediately after the offering. In connection with the Company's assessment of going concern considerations in accordance with ASC 205 - 40, Going Concern, management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company's ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company's financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on October 19, 2021.

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the period from January 4, 2021 (inception) through September 30, 2021. The results of operations for the period from January 4, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,100 in cash and no cash equivalents at September 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the Initial Public Offering or charged to operations if the Initial Public Offering is not completed. At September 30, 2021, the Company had deferred offering costs of $543,095. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to stockholder’s equity or the statement of operations based on the relative value of the warrants included as part of the Units and the Private Placement Warrants (if accounted for as liabilities) to the proceeds received from the Units sold upon completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and January 29, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 4, 2021 (inception) through September 30, 2021 and for the period from January 4, 2021 (inception) through September 30, 2021. The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2021.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3— INITIAL PUBLIC OFFERING

Subsequent to September 30, 2021, pursuant to the Initial Public Offering, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable public warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4— PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement to the Sponsor of an aggregate of 6,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant totaling $6,500,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5— RELATED PARTIES

Founder Shares

On January 26, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On February 9, 2021, the Sponsor transferred 40,000 founder shares to each of the Company’s directors, the Company’s chief financial officer and the Company’s advisor, resulting in the Sponsor holding 5,510,000 founder shares. On April 13, 2021, the Sponsor transferred 28,000 shares to the Company’s chief operating officer, resulting in the Sponsor holding 5,482,000 founder shares. The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture to the extent that the underwriters’ over- allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the Founder Shares are subject to forfeiture.

Upon consummation of the Initial Public Offering, the Sponsor agreed to sell sponsor membership interests (the “Sponsor Membership Interests”) to certain investors (the “Anchor Investors”) in connection with the Anchor Investors’ participation in the Initial Public Offering. The number of Sponsor Membership Interests and in turn the underlying Founder Shares that the Anchor Investors were entitled to purchase from the Sponsor depended on the number of units the Anchor Investor purchased in the Initial Public Offering.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (A)subsequent to a Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, consolidation capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay GLC Advisors & Co., LLC (“GLC”) or an affiliate of GLC a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

On January 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $750,000. The Promissory Note bears interest at 0.14% per annum and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021, there was $100,000 outstanding under the Promissory Note. The Promissory Note was fully repaid in connection with the Initial Public Offering in October 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 the Company had no borrowings under the Working Capital Loans.

NOTE 6— COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters’ over-allotment was exercised in full as part of the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, at closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per initial Unit sold and $0.55 per Unit sold pursuant to the underwriters’ over-allotment option, if any, or $8,650,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7— STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the Founder Shares are subject to forfeiture.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti- dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its reasonable best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating thereto until the warrants expire or, in the case of Public Warrants only, are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption for Public Warrants. Once the Public Warrants become exercisable, the Company may redeem for cash the outstanding Public Warrants:

●in whole and not in part;
●at a price of $0.01 per Public Warrant;
●upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each Public Warrant holder; and
●if, and only if, the last reported sale price of the Class common stock has been at least $18.00 per share (subject to adjustment in compliance with the public warrant agreement) for any ten (10) trading days within a 20-trading day period ending on the third (3rd) trading day prior to the date on which the notice of redemption is given to the public warrant holders.

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period or the Company elected to require the exercise of the Public Warrants on a “cashless basis” as described below. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreements. In determining whether to require all holders to exercise their Public Warrants on a “cashless basis”, the Company’s management will consider, among other factors, its cash position, the number of Public Warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of Class A common stock issuable upon the exercise of the Public Warrants. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of Class A common stock underlying the Public Warrants, multiplied by the excess of the “fair market value” (as defined below) of the Class A common stock over the exercise price of the Public Warrants by (y) the “fair market value.” Solely for purposes of this paragraph, the “fair market value” means the volume-weighted average last reported sale price of the Class A common stock as reported for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price of less than $9.20 per share of Class A common stock (with such issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (y)the volume-weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the volume-weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination and the Newly Issued Price and, in the case of Public Warrants only, the $18.00 per share redemption trigger price described under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the volume-weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units that were sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable and exercisable at the election of the holder on a “cashless basis.”

Neither the Private Placement Warrants nor Public Warrants contain any provisions that change depending upon the characteristics of the holder of the warrant. The warrant agreements contain a provision wherein warrant holders can receive an alternative issuance, including as a result of a tender offer that constitutes a change of control.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated events and transactions that occurred after the balance sheet date up to November 22, 2021, the date that the financial statements were issued. Based upon this review, outside of the Initial Public Offering and related transactions, the Company did not identify any events that would have required adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Hawks Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We were formed on January 4, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our Initial Public Offering in effecting our initial Business Combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue. All activities for the period from January 4, 2021 (inception) through September 30, 2021, relate to the formation and the Initial Public Offering. We will have no operations other than the active solicitation of a target business with which to complete a Business Combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

On October 13, 2021, we consummated the Initial Public Offering of 23,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated a Private Placement in which the Sponsor purchased 6,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,500,000.

We cannot assure you that our plans to complete our initial Business Combination will be successful. If we are unable to complete our initial business combination within 18 months from the date of the Initial Public Offering (assuming the Sponsor does not exercise its option to extend the period of time we will have to complete an initial Business Combination by up to 3 or 6 months, as applicable, or such other time period in which we must consummate an initial Business Combination pursuant to an amendment to our Certificate of Incorporation), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the Founder Shares and Private Placement Warrants will not participate in any redemption distribution with respect to their Founder Shares or Private Placement Warrants until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period January 4, 2021 (inception) through September 30, 2021, we had a net loss of $2,257, consisting of operating and formation costs.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $25,100.

For the period from January 4, 2021 (inception) through September 30, 2021, the net increase in cash was $25,100. For the period from January 4, 2021 (inception) through September 30, 2021, cash used in operating activities was $2,257 as a result of the net loss. The cash provided from financing activities of $27,357 included proceeds from a sponsor note of $100,000, proceeds for the issuance of Class B common stock to the Sponsor of $25,000, partially offset by payment of deferred offering costs of $97,643.

On October 13, 2021, we consummated the Initial Public Offering of 23,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated a Private Placement in which the Sponsor purchased 6,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,500,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $8,650,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Commencing on the effective date of the Initial Public Offering, the Company has agreed to pay GLC or an affiliate of GLC a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer, principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement. As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 26, 2021, the Sponsor paid $25,000, or approximately $0.0043 per share, to cover certain offering and formation costs of the Company in consideration of 5,750,000 shares of the Class B common stock. On February 9, 2021, the Sponsor transferred 40,000 shares of the Class B common stock to each of the Company’s directors, resulting in the Sponsor holding 5,510,000 shares of the Class B common stock. On April 13, 2021, the Sponsor transferred 28,000 shares to the Company’s chief operating officer, resulting in the sponsor holding 5,482,000 Founder Shares. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the Founder Shares are subject to forfeiture. The shares of the Class B common stock were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On October 13, 2021, the Company consummated the Initial Public Offering of 23,000,000 units, which included the exercise in full by the underwriters of their over-allotment option to purchase up to 3,000,000 additional units. Each unit consists of one share of the Class A Common Stock and one-half of one redeemable public warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one share of the Class A Common Stock at a price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds of $230,000,000 to the Company. BTIG, LLC and Mizuho Securities USA LLC acted as the joint book-running managers for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on October 7, 2021.

Concurrently with the consummation of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 6,500,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,500,000 to the Company. The Private Placement Warrants are identical to the warrants included as part of the units sold in the Initial Public Offering, except that the Private Placement Warrants (i) are not redeemable by the Company, subject to certain limited exceptions set forth in the Registration Statement, (ii) may not (including the Class A Common Stock issuable upon the exercise of the Private Placement Warrants) be transferred, assigned or sold until thirty (30) days after the completion of the initial Business Combination, subject to certain limited exceptions set forth in the Registration Statement, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the private placement of the Private Placement Warrants to the Sponsor. The issuance and sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $230,000,000 was placed in the Trust Account, comprised of $230,000,000 of the proceeds from the Initial Public Offering (which amount includes $8,650,000 of the underwriting deferred discounts and commissions) and $6,500,000 of the proceeds from the sale of the Private Placement Warrants. The Company paid a total of $4,000,000 in underwriting discounts and commissions and $960,785 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Hawks Acquisition Corp (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-258264) filed with the Securities and Exchange Commission on July 29, 2021).
4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-258264) filed with the Securities and Exchange Commission on August 27, 2021).

4.2

Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-258264) filed with the Securities and Exchange Commission on July 29, 2021).

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-258264) filed with the Securities and Exchange Commission on August 27, 2021).

4.4

Public Warrant Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

4.5

Private Warrant Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.1

Letter Agreement, dated October 7, 2021, by and among Hawks Acquisition Corp, Hawks Sponsor LLC and Hawks Acquisition Corp’s executive officers and directors (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.2

Investment Management Trust Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.3

Registration Rights Agreement, dated as of October 7, 2021, by and among Hawks Acquisition Corp, Hawks Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and Hawks Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.5

Indemnity Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and J. Carney Hawks (incorporated by reference to Exhibit 10.5 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.6

Indemnity Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and John Maher (incorporated by reference to Exhibit 10.6 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.7

Indemnity Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and Lois A. Mannon (incorporated by reference to Exhibit 10.7 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.8

Indemnity Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and Eugene Davis (incorporated by reference to Exhibit 10.8 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.9

Indemnity Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and Daniel H. Golden (incorporated by reference to Exhibit 10.9 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.10

Indemnity Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and Marc Heimowitz (incorporated by reference to Exhibit 10.10 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.11

Indemnity Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and Joseph Mills (incorporated by reference to Exhibit 10.11 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.12

Administrative Services Agreement, dated as of October 7, 2021, by and between Hawks Acquisition Corp and GLC Advisors & Co. (incorporated by reference to Exhibit 10.12 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

10.13

Employment Letter Agreement, dated October 7, 2021, by and between Hawks Acquisition Corp and John Maher, the Company’s Chief Operating Officer (incorporated by reference to Exhibit 10.13 to the Form 8-K (File No. 001-40888) filed with the Securities and Exchange Commission on October 14, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKS ACQUISITION CORP

Date: November 22, 2021	By:	/s/ J. Carney Hawks
		Name:	J. Carney Hawks
		Title:	Chief Executive Officer

Date: November 22, 2021	By:	/s/ Lois Mannon
		Name:	Lois Mannon
		Title:	Chief Financial Officer