Form 10-Q
period 2022-06-30
Hawks Acquisition Corp
filed 2022-08-11
CIK 1841144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, 23,000,000 shares of the Class A common stock, par value $0.0001 per share,and 5,750,000 shares of the Class B common stock, par value $0.0001 per share, were issued and outstanding.

HAWKS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HAWKS ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	June	December
	30, 2022	31, 2021
ASSETS
Current Assets:
Cash	$374,689	$1,025,367
Prepaid expenses	335,810	346,790
Total Current Assets	710,499	1,372,157
Prepaid expenses	90,643	256,364
Investments held in Trust	230,391,886	230,022,043
Total Assets	$231,193,028	$231,650,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$584,446	$591,020
Total Current Liabilities	584,446	591,020
Deferred underwriting commission payable	8,650,000	8,650,000
Total Liabilities	9,234,446	9,241,020
Commitments and contingencies

Class A common stock subject to possible redemption; 23,000,000 shares at redemption value	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,041,993)	(7,591,031)
Total Stockholders’ Deficit	(8,041,418)	(7,590,456)
Total Liabilities and Stockholders’ Deficit	$231,193,028	$231,650,564

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
	For the	For the	For the	Period from
	Three	Six	Three	January 4, 2021
	Months	Months	Months	(inception)
	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Formation and operating costs	$286,512	$801,049	$62	$2,149
Loss from operations	(286,512)	(801,049)	(62)	(2,149)

Other income:
Interest income	328,622	369,843	—	—
Total other income	328,622	369,843	—	—
Income (loss) before income tax expense	42,110	(431,206)	(62)	(2,149)
Income tax expense	(19,756)	(19,756)	—	—
Net income (loss)	$22,354	$(450,962)	$(62)	$(2,149)

Weighted average Class A shares outstanding, basic and diluted	23,000,000	23,000,000	—	—
Basic and diluted net income (loss) per Class A common share	$0.00	$(0.02)	$—	$—
Weighted average Class B shares outstanding, basic and diluted(1)	5,750,000	5,750,000	5,000,000	5,000,000
Basic and diluted net income (loss) per Class B common share	$0.00	$(0.02)	$(0.00)	$(0.00)
(1)	For the three months ended June 30, 2021 and the period from January 4, 2021 (inception) through June 30, 2021, this excludes an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,750,000	$575	$—	$(7,591,031)	$(7,590,456)
Net loss	—	—	—	(473,316)	(473,316)
Balance, March 31, 2022	5,750,000	$575	$—	$(8,064,347)	$(8,063,772)
Net income	—	—	—	22,354	22,354
Balance, June 30, 2022	5,750,000	$575	$—	$(8,041,993)	$(8,041,418)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 4, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(2,087)	(2,087)
Balance, March 31, 2021	5,750,000	$575	$24,425	$(2,087)	$22,913
Net Loss	—	—	—	(62)	(62)
Balance, June 30, 2021	5,750,000	$575	$24,425	$(2,149)	$22,851
(1)	Includes an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
	For the	January 4,2021
	Six Months	(Inception)
	Ended	Through
	June 30,	June 30,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(450,962)	$(2,149)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on assets held in Trust	(369,843)	—
Changes in operating assets and liabilities:
Prepaid expenses, current and non-current	176,701	—
Accrued expenses	(6,574)	2,000
Net cash used in operating activities	(650,678)	(149)
Cash Flows from Financing Activities
Proceeds from Sponsor note	—	100,000
Deferred Offering costs	—	(50,450)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	74,550
Net change in cash	(650,678)	74,401
Cash at beginning of period	1,025,367	—
Cash at end of period	$374,689	$74,401
Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$324,800

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, after the Initial Public Offering, day-to-day operations and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company will have 18 months from the closing of the Initial Public Offering to complete a Business Combination. If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, the time period to complete a Business Combination can be extended in two ways: (i) the Sponsor can extend the time period to complete a Business Combination up to two times, each by an additional 3 months (for a total of up to 24 months to complete a Business Combination from the closing of the Initial Public Offering) by purchasing additional Private Placement Warrants, and the Company’s stockholders will not be entitled to vote on or redeem their shares in connection with any such extension and (ii) the Company’s stockholders can vote at any time to amend the Certificate of Incorporation to modify the amount of time the Company has to complete a Business Combination. The time period the Company has to complete a Business Combination, as it may be extended as described herein, is referred to as the combination period (the “Combination Period”). Pursuant to the terms of the Certificate of Incorporation, in order to extend the period of time to consummate a Business Combination in such a manner, the Sponsor, upon no less than five days’ advance notice prior to the applicable deadline, must purchase an additional 2,300,000 Private Placement Warrants per extension at a price of $1.00 per warrant, and deposit the $2,300,000 in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each 3 month extension. The Sponsor is not obligated to purchase additional Private Placement Warrants to extend the time for the Company to complete a Business Combination. In the event that the Company receives notice from the Sponsor five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds have been timely deposited. Sponsor has the option to accelerate its purchase of the up to 2,300,000 Private Placement Warrants at any time following the closing of the Initial Public Offering and prior to the consummation of the Business Combination with the same effect of extending the time the Company will have to consummate a Business Combination by 3 or 6 months, as applicable.

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

Liquidity and Management’s Plan and Going Concern

As of June 30, 2022, cash and working capital were $374,689 and $126,053, respectively. The Company may elect to utilize certain covenants in the Investment Management Trust Agreement made effective as of October 7, 2021 by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”) that provide for withdrawal of earned interest to reimburse the Company for taxes paid by the Company and for working capital not to exceed $1,000,000 per annum. Management believes that the funds which the Company has available, in addition to utilization of available options as provided for in the Trust Agreement, will enable the Company to sustain operations for the earlier of a period of one-year from the issuance date of these financial statements, or the date of consummation of a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 13, 2023 to consummate a Business Combination. It is uncertain that it will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 13, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $374,689 and $1,025,367 in cash and no cash equivalents at June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust

Investments held in trust were $230,391,886 and $230,022,043 at June 30, 2022 and December 31, 2021, respectively, and consisted of a U.S. Treasury security which is carried at fair value.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the shares of common stock subject to possible redemption in the amount of $230,000,000 and $230,000,000, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Our effective tax rate was 46.92% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 4.58% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

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

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30, 2022		June 30, 2022
	Class A Common	Class B Common	Class A Common	Class B Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$17,883	$4,471	$(360,770)	$(90,192)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per common share	$0.00	$0.00	$(0.02)	$(0.02)

For the three months ended June 30, 2021 and the period from January 4, 2021 (inception) through June 30, 2021 there was only one class of stock outstanding and the net loss per common shares for this period is reflected on the accompanying statements of operations.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022 and it did not impact the Company’s financial position, results of operations, or cash flows.

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

NOTE 5— RELATED PARTIES

Founder Shares

On January 26, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On February 9, 2021, the Sponsor transferred 40,000 founder shares to each of the Company’s outside directors, the Company’s chief financial officer and the Company’s advisor, resulting in the Sponsor holding 5,510,000 founder shares. On April 13, 2021, the Sponsor transferred 28,000 shares to the Company’s chief operating officer, resulting in the Sponsor holding 5,482,000 founder shares. The fair value of the transferred shares totaled approximately $1.0 million and no expense was recorded in 2021 or 2022 as the shares vest upon the consummation of an initial business combination. The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture to the extent that the underwriters’ over- allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the Founder Shares are subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021 the Company had no borrowings under the Working Capital Loans.

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

NOTE 7— STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 23,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the Founder Shares are subject to forfeiture.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any events that would have required adjustment to or disclosure in the financial statements.

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

We presently have no revenue. All activities during the three and six months ended June 30, 2022 relate to the solicitation of a target business with which to complete a Business Combination. We will have no operations other than the active solicitation of a target business with which to complete a Business Combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We also have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had income and a net loss of $22,354 and $450,962, respectively, consisting of primarily operating and formation costs of $286,512 and $801,049 partially offset by interest income of $328,622 and $369,843.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2022, cash used in operating activities was $650,678.

As of June 30, 2022, we had investments held in the Trust Account of $230,391,886 (including $391,886 of accumulated interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $374,689 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Contractual Obligations

As of June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $8,650,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Commencing on the effective date of the Initial Public Offering, the Company has agreed to pay GLC or an affiliate of GLC a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2022, we recognized $90,000 for the administrative support services expense.

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

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the shares of common stock subject to possible redemption in the amount of $230,000,000 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

As of June 30, 2022, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2022.

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

HAWKS ACQUISITION CORP

Date: August 11, 2022	By:	/s/ J. Carney Hawks
		Name:	J. Carney Hawks
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Lois Mannon
		Name:	Lois Mannon
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)