Form 10-Q
period 2022-09-30
Hawks Acquisition Corp
filed 2022-11-14
CIK 1841144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, 23,000,000 shares of the Class A common stock, par value $0.0001 per share,and 5,750,000 shares of the Class B common stock, par value $0.0001 per share, were issued and outstanding.

HAWKS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HAWKS ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	September	December
	30, 2022	31, 2021
ASSETS
Current Assets:
Cash	$583,214	$1,025,367
Prepaid expenses – current	334,190	346,790
Total Current Assets	917,404	1,372,157
Prepaid expenses – non-current	7,323	256,364
Investments held in Trust	231,033,848	230,022,043
Total Assets	$231,958,575	$231,650,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$562,109	$591,020
Total Current Liabilities	562,109	591,020
Deferred income tax liability	190,736	—
Deferred underwriting commission payable	8,650,000	8,650,000
Total Liabilities	9,402,845	9,241,020
Commitments and contingencies

Class A common stock subject to possible redemption; 23,000,000 shares at redemption value	231,033,848	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,478,693)	(7,591,031)
Total Stockholders’ Deficit	(8,478,118)	(7,590,456)
Total Liabilities and Stockholders’ Deficit	$231,958,575	$231,650,564

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
	For the	For the	For the	Period from
	Three	Nine	Three	January 4, 2021
	Months	Months	Months	(inception)
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2021
Formation and operating costs	$269,864	$1,070,913	$108	$2,257
Loss from operations	(269,864)	(1,070,913)	(108)	(2,257)

Other income:
Interest earned on assets held in Trust	1,044,711	1,414,554	—	—
Total other income	1,044,711	1,414,554	—	—
Income (loss) before income tax expense	774,847	343,641	(108)	(2,257)
Income tax expense	(177,699)	(197,455)	—	—
Net income (loss)	$597,148	$146,186	$(108)	$(2,257)

Weighted average Class A shares outstanding, basic and diluted	23,000,000	23,000,000	—	—
Basic and diluted net income (loss) per Class A common share	$0.02	$0.01	$—	$—
Weighted average Class B shares outstanding, basic and diluted(1)	5,750,000	5,750,000	5,000,000	5,000,000
Basic and diluted net income (loss) per Class B common share	$0.02	$0.01	$(0.00)	$(0.00)
(1)	For the three months ended September 30, 2021 and the period from January 4, 2021 (inception) through September 30, 2021, this excludes an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,750,000	$575	$—	$(7,591,031)	$(7,590,456)
Net loss	—	—	—	(473,316)	(473,316)
Balance, March 31, 2022	5,750,000	$575	$—	$(8,064,347)	$(8,063,772)
Net income	—	—	—	22,354	22,354
Balance, June 30, 2022	5,750,000	$575	$—	$(8,041,993)	$(8,041,418)
Remeasurement of Class A common stock subject to possible redemption to redemption value	—	—	—	(1,033,848)	(1,033,848)
Net income	—	—	—	597,148	597,148
Balance, September 30, 2022	5,750,000	$575	$—	$(8,478,693)	$(8,478,118)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 4, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(2,087)	(2,087)
Balance, March 31, 2021	5,750,000	$575	$24,425	$(2,087)	$22,913
Net Loss	—	—	—	(62)	(62)
Balance, June 30, 2021	5,750,000	$575	$24,425	$(2,149)	$22,851
Net Loss	—	—	—	(108)	(108)
Balance, September 30, 2021	5,750,000	$575	$24,425	$(2,257)	$22,743
(1)	Includes an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
	For the	January 4,2021
	Nine Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$146,186	$(2,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on assets held in Trust	(1,414,554)	—
Deferred income taxes	190,736
Changes in operating assets and liabilities:
Prepaid expenses, current and non-current	261,641	—
Accrued expenses	(28,911)	—
Net cash used in operating activities	(844,902)	(2,257)
Cash Flows from Investing Activities
Cash withdrawn from the Trust	402,749	—
Net cash provided by investing activities	402,749	—
Cash Flows from Financing Activities
Proceeds from Sponsor note	—	100,000
Deferred offering costs	—	(97,643)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	27,357
Net change in cash	(442,153)	25,100
Cash at beginning of period	1,025,367	—
Cash at end of period	$583,214	$25,100
Non-cash financing activities:
Remeasurement of Class A Common Stock	$1,033,848	$—
Deferred offering costs included in accrued offering costs	$—	$445,452

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, after the Initial Public Offering, day-to-day operations and identifying a target company for an initial Business Combination.

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

Liquidity and Management’s Plan and Going Concern

As of September 30, 2022, cash and working capital were $583,214 and $355,295, respectively. The Company may elect to utilize certain covenants in the Investment Management Trust Agreement made effective as of October 7, 2021 by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”) that provide for withdrawal of earned interest to reimburse the Company for taxes paid by the Company and for working capital not to exceed $1,000,000 per annum. Management believes that the funds which the Company has available, in addition to utilization of available options as provided for in the Trust Agreement, will enable the Company to sustain operations for the earlier of a period of one-year from the issuance date of these financial statements, or the date of consummation of a business combination.

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

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $583,214 and $1,025,367 in cash and no cash equivalents at September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust

Investments held in trust were $231,033,848 and $230,022,043 at September 30, 2022 and December 31, 2021, respectively, and consisted of a U.S. Treasury security which is carried at fair value.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the

shares of common stock subject to possible redemption in the amount of $231,033,848 and $230,000,000, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Our effective tax rate was 22.9% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 57.5% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023.

Net Income (Loss) per Common Share

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30, 2022		September 30, 2022
	Class A Common	Class B Common	Class A Common	Class B Common
	Stock	Stock	Stock	Stock
Basic and diluted net income per common share
Numerator:
Allocation of net income	$477,718	$119,430	$116,949	$29,237
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per common share	$0.02	$0.02	$0.01	$0.01

For the three months ended September 30, 2021 and the period from January 4, 2021 (inception) through September 30, 2021 there was only one class of stock outstanding and the net loss per common shares for this period is reflected on the accompanying statements of operations.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021 the Company had no borrowings under the Working Capital Loans.

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

NOTE 7— STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 23,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the Founder Shares are subject to forfeiture.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any events that would have required adjustment to or disclosure in the financial statements, except that on October 13, 2022, the Company completed a working capital interest withdrawal of $825,000 from the Trust Account.

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

We presently have no revenue. All activities during the three and nine months ended September 30, 2022 relate to the solicitation of a target business with which to complete a Business Combination. We will have no operations other than the active solicitation of a target business with which to complete a Business Combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We also have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had income and a net income of $597,148 and $146,186, respectively, consisting of interest income of $1,044,711 and $1,414,554, primarily partially offset by operating and formation costs of $269,864 and $1,070,913.

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

For the nine months ended September 30, 2022, cash used in operating activities was $844,902.

As of September 30, 2022, we had investments held in the Trust Account of $231,033,848 (including $1,436,597 of accumulated interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $583,214 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $8,650,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Commencing on the effective date of the Initial Public Offering, the Company has agreed to pay GLC or an affiliate of GLC a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2022, we recognized $120,000 for the administrative support services expense.

Critical Accounting Estimates

Net Income (Loss) per Common Share

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the

shares of common stock subject to possible redemption in the amount of $231,033,848 and $ 230,000,000 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

As of September 30, 2022, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 18, 2022 (the “Form 10-K”). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Form 10-K.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e.,U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax; however, no guidance has been issued to date. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote, liquidation or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote, liquidation or otherwise, would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension vote, liquidation or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or a reduction in the cash available for a redemption of the Public Shares in connection with a Business Combination, extension vote, liquidation or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2022.

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

HAWKS ACQUISITION CORP

Date: November 14, 2022	By:	/s/ J. Carney Hawks
		Name:	J. Carney Hawks
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Lois Mannon
		Name:	Lois Mannon
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)