Form 10-K
period 2022-12-31
Hawks Acquisition Corp
filed 2023-03-22
CIK 1841144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable public warrant	HWKZ.U	New York Stock Exchange

Class A common stock, par value $0.0001 per share	HWKZ	New York Stock Exchange

Public warrants, each whole public warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	HWKZ WS	OTC

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO ☐

The aggregate market value of the Registrant's shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $224,480,000.

As of March 22, 2023, there were 23,000,000 shares of Class A common stock, $0.0001 par value, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Our Sponsor was formed by JC Hawks & Co., which is led by J. Carney Hawks, our Chairman and Chief Executive Officer. Mr. Hawks was founding partner of Brigade Management until his retirement from the firm at the end of 2019. At Brigade, Mr. Hawks was the Head of Special Situations and sat on the Investment Committee. Prior to his role at Brigade, Mr. Hawks was a Managing Director in the high yield group at Mackay Shields. These positions have provided Mr. Hawks in excess of 20 years of experience investing in the public and private markets for distressed debt and post-restructured equities. Mr. Hawks has served on numerous official and ad hoc creditors’ committees, as well as corporate boards. Through these roles, Mr. Hawks has developed extensive understanding of the issues that face businesses that have emerged from bankruptcy, as well as a knowledge of the characteristics of companies that thrive following a corporate restructuring. We have retained GLC (“GLC”), and its co-founder and Managing Director of GLC Advisors, J. Soren Reynertson, to provide us with financial advisory services. These services will include (i) profiling and sourcing potential target companies, (ii) preparing financial analysis related to potential targets and researching relevant industries, (iii) assisting in the due diligence of the targets and (iv) assisting in negotiating and structuring the financial aspects of any potential transaction. Mr. Reynertson serves as our advisor.

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

Company History

On January 26, 2021, the Sponsor purchased 5,750,000 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares” or “Class B common stock”), for an aggregate price of $25,000. On February 9, 2021, our Sponsor transferred 40,000 Founder Shares to each of our directors, our chief financial officer and our advisor, resulting in our Sponsor holding 5,510,000 Founder Shares. On April 13, 2021, our Sponsor transferred 28,000 Founder Shares to our chief operating officer, resulting in our Sponsor holding 5,482,000 Founder Shares. The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture to the extent that the underwriters’ over- allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of our issued and outstanding common stock after the Initial Public Offering. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the Founder Shares are subject to forfeiture.

Our Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination and (B) subsequent to an initial business combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, consolidation capital stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On October 14, 2021, we completed our Initial Public Offering of 23,000,000 units (the "Initial Public Offering" or the "IPO") at a price of $10.00 per unit (the “Units”), generating gross proceeds of $230,000,000. Each unit consists of one share of Class A common stock, par value $0.0001 per share (the "Class A common stock"), and one-half of one redeemable public warrant (the “public warrants”). Each public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

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

Upon consummation of the Initial Public Offering, our Sponsor agreed to sell Sponsor membership interests (the "Sponsor Membership Interests") to certain investors (the "Anchor Investors") in connection with the Anchor Investors' participation in the Initial Public Offering. The number of Sponsor Membership Interests and in turn the underlying Founder Shares that the Anchor Investors were entitled to purchase from our Sponsor depended on the number of units the Anchor Investor purchased in the Initial Public Offering.

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

In addition to our Sponsor’s ability to extend our deadline to consummate an initial business combination by 3 or 6 months by purchasing additional Private Placement Warrants as described above, we may also hold a stockholder vote at any time to amend our amended and restated certificate of incorporation to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity). As described herein, our Sponsor, executive officers and directors have agreed that they will not propose any such amendment unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. On March 17, 2023, we filed a definitive proxy statement with the SEC in connection with the solicitation of proxies for a Special Meeting of Stockholders, to be held on April 6, 2023 (the “Special Meeting”). At the Special Meeting, our stockholders will be asked to vote on a proposal (the “Extension Amendment Proposal”) to amend the Company’s Certificate of Incorporation to extend the date by which the Company has to consummate a business combination from April 13, 2023 to December 13, 2023 (the “Extension”). Our public stockholders will have the opportunity to redeem their public shares upon implementation of the Extension.

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

Financial Position

With funds available for a business combination in the amount of approximately $223,407,786 as of December 31, 2022 assuming no redemptions and after payment of up to $8,650,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any permitted withdrawals or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described above. Under Section 281(b) of the Delaware General Corporation Law (the "DGCL"), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described below.

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

Certain Potential Conflicts of Interest Relating to Our Officers and Directors

Members of our team, including our officers and directors, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.004 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). See “Risk Factors —Since our sponsor, officers and directors and the anchor investors will lose their entire investment in us if our business combination is not completed (other than with respect to any public shares they may acquire during or after the Initial Public Offering), and because our sponsor, officers and directors and the anchor investors who have an interest in founder shares may profit substantially even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.” Certain of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.

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

We are required to evaluate our internal control procedures beginning with this annual report as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this annual report.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, but are not limited to, risks associated with:

•	being a company with no operating history and no revenues;
•	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;
•	our public stockholders’ ability to exercise redemption rights;
•	the requirement that we complete our initial business combination within the Completion Window;
•	the possibility that NYSE may delist our securities from trading on its exchange;
•	being declared an investment company under the Investment Company Act;
•	complying with changing laws and regulations;
•	the performance of the prospective target business or businesses;
•	our ability to select an appropriate target business or businesses;
•	the pool of prospective target businesses available to us and the ability of our officers and directors;
•	to generate a number of potential business combination opportunities;

•	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our public stockholders;
•	the incentives to our Sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our ability to obtain additional financing to complete our initial business combination;
•	our ability to amend the terms of public warrants in a manner that may be adverse to the holders of public warrants;
•	our ability to redeem your unexpired public warrants prior to their exercise;
•	our public securities’ potential liquidity and trading; and
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

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to fund our working capital needs through one year from the issuance of the financial statements contained elsewhere in this Annual Report on Form 10-K. In connection with our assessment of going concern considerations in accordance with Account Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that the mandatory liquidation date and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about the our ability to continue as a going concern. It is uncertain that it will be able to consummate a Business Combination within the Completion Window. If a Business Combination is not consummated within the Completion Window, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate following the expiration of the Completion Window.

We will depend on permitted withdrawals and loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, $1,000,000 is available to us outside the Trust Account to fund our working capital requirements. In the event that our offering expenses and other operating expenses exceed our estimate of $1,500,000, we may fund such excess with funds held outside the Trust Account, loans or additional investments from our Sponsor, members of our management team or any of their respective affiliates or other third parties. Conversely, in the event that the offering expenses and other operating expenses are less than our estimate of $1,500,000, the excess would be held outside of the Trust Account. We fund a portion of our working capital requirements prior to the time of our initial business combination with permitted withdrawals from the interest earned on the Trust Account. Through December 31, 2022, we have withdrawn $1,277,749 as permitted withdrawals to pay income taxes and working capital expenses. In addition, our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us in connection with our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete a business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rules under the Investment Company Act would provide a safe harbor for SPACs from the definition of "investment company" under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC's duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC's registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC's view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We may not enter into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the initial public offering and may not complete our business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless. We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment

Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an "investment company" within the meaning of the Investment Company Act. The initial public offering was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we would not be able to rely on the safe harbor (should it be adopted). Instead, we would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the Completion Window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the Completion Window.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we may, on or prior to the 24-month anniversary of the effective date of our registration statement relating to the initial public offering, instruct the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our business combination or liquidation. As a result, following any such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

On March 30, 2022, the SEC issued proposed rules (the "2022 Proposed Rules") relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

On November 14, 2022, our warrants were delisted from the NYSE due to trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. Our warrants remain tradable over-the-counter under the symbol HWKZ WS. As previously disclosed, on January 18, 2023, we were notified by the NYSE that we were not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the company has fewer than 300 public stockholders. On March 3, 2023, we delivered a business plan to the NYSE outlining how we intend to cure the deficiency and comply with the NYSE continued listing requirement. We can avoid delisting if, within 18 months following receipt of the NYSE notice, our securities are owned by at least 300 public stockholders. We expect that upon completion of an initial business combination we will have at least 300 public stockholders.

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

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we are listed on the NYSE and because we have filed a Current Report on Form 8-K, including an audited balance sheet of our company, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our initial business combination.

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

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant, if, among other things, the closing price of our Class A common stock has been at least $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any ten (10) trading days within a twenty (20) trading-day period ending on the third (3rd) trading day prior to the date on which the notice of redemption is given to the public warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the issued and outstanding public warrants could force you to: (1) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (2) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants; or (3) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants. The Private Placement Warrants will be nonredeemable so long as they are held by our Sponsor or its permitted transferees (except as described in "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this annual report.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this annual report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our Sponsor and their transferees are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and therefore are not subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the "Treasury") has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which SPACs typically engage. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any "PIPE" or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our Amended and Restated Certificate of Incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

In particular, affiliates of our Sponsor, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. Please see “Item 13. Business - -Certain Potential Conflicts of Interest Relating to Our Officers and Directors" of this annual report for additional information.

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

Item 4.      Mine Safety Disclosures.

None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units and Class A common stock are traded on the NYSE under the symbols "HWKZ.U," "HWKZ" and "HWKZ WS," respectively. Our warrants are traded on over-the-counter markets under the symbol "HWKZ WS."

Holders

Although there are a larger number of beneficial owners, at March 22, 2023, there was one holder of record of our units, one holder of record of our separately traded Class A common stock and one holder of record of our separately traded warrants.

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

Item 6.      [Reserved].

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report.

Overview

We are a blank check company incorporated on January 4, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. Prior to the Initial Public Offering, we had not selected any specific business combination target and we had not, nor had anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. The issuance of additional shares of our stock in a business combination:

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

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate; and
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

As of December 31, 2022 and December 31, 2021, we had cash of $1,165,854 and $1,025,367, respectively. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

On March 21, 2023, we filed a definitive proxy statement with the SEC in connection with the solicitation of proxies for the Special Meeting. At the Special Meeting, our stockholders will be asked to vote on the Extension Amendment Proposal and a proposal to amend the Certificate of Incorporation to (a) allow holders of shares of Class B Common Stock to convert such shares into shares of Class A Common Stock at the election of the holder and (b) provide that the provision in the Certificate of Incorporation granting holders of shares of Class B Common Stock the exclusive right to elect and remove any director shall no longer apply when there are no shares of Class B Common Stock outstanding. Our public stockholders will have the opportunity to redeem their public shares upon implementation of the Extension.

In March 2023, Silicon Valley Bank and Signature Bank (the “Closed Banks”) were closed and the FDIC was appointed receiver of the Closed Banks. The FDIC, in coordination with the Treasury Department and the Federal Reserve Board, has agreed to make all depositors whole, including those with uninsured deposits. The Company does not have any banking relationships with either of the Closed Banks, therefore there are not any potential adverse direct consequences to the company. The Company is not aware of any instances where any potential adverse indirect consequences would affect the company, and in addition and any potential indirect impact has been mitigated by the actions taken by the government to guarantee access to all deposits of the Closed Banks.

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

For the year ended December 31, 2022, we had net income of $1,109,552, consisting of interest income from the Trust assets of $3,313,492, partially offset by operating and formation costs of $1,587,018 and income taxes of $616,922.

For the period beginning January 4, 2021 (inception) through December 31, 2021, we had a net loss of $504,671, consisting of operating and formation costs of $526,714, partially offset by interest income from the Trust assets of $22,043.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of $25,000 from the sale of the Founder Shares and up to $750,000 in loans from our Sponsor under an unsecured promissory note. On October 14, 2021, we consummated the Initial Public Offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters' full exercise of their option to purchase additional Units. The Units sold in the initial public offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated a private placement transaction to our Sponsor of an aggregate of 6,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant totaling $6,500,000. Upon closing of the Initial Public Offering, the proceeds of the Initial Public Offering of $230,000,000 were deposited in the Trust Account. The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. In the event that our offering expenses and other operating expenses exceed our estimate of $1,500,000, we may fund such excess with loans or additional investments from our Sponsor, members of our management team or any of their respective affiliates or other third parties. Conversely, in the event that the offering expenses and other operating expenses are less than our estimate of $1,500,000, the excess would be held outside of the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of permitted withdrawals and deferred underwriting commissions), to complete our initial business combination. We will make permitted withdrawals from the Trust Account to pay our taxes, including franchise taxes and income taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets following the Initial Public Offering, divided by (2) our total issued shares of common stock following the Initial Public Offering, multiplied by (3) the number of our authorized shares following the Initial Public Offering. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of the Initial Public Offering, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As indicated in the accompanying financial statements, at December 31, 2022 and December 31, 2021, we had $1,165,854 and $1,025,367 in cash, respectively. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through the Initial Public Offering are discussed below. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We expect to fund our working capital requirements prior to the time of our initial business combination from the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not held in the Trust Account, which will be approximately $1,000,000 in working capital after the payment of approximately $1,500,000 in expenses relating to the Initial Public Offering, permitted withdrawals from the interest earned on the Trust Account, permitted withdrawals to pay tax obligations, and permitted working capital withdrawals that are subject to an annual limit of $1,000,000. In addition, our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

In connection with the Company's assessment of going concern considerations in accordance with Account Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that the mandatory liquidation date and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company's ability to continue as a going concern. The Company has until April 13, 2023 to consummate a Business Combination. It is uncertain that it will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 13, 2023.

For year ended December 31, 2022, the net increase in cash was $140,487. For the year ended December 31, 2022, cash used in operating activities was $1,137,262 primarily as a result of the interest earned on the Trust asset. For the year ended December 31, 2022, cash provided by investing activities was $1,277,749 as a result of cash withdrawn from the Trust account for taxes and working capital. For the year ended December 31, 2022, cash provided by financing activities was $0.

For the period from January 4, 2021 (inception) through December 31, 2021, the net increase in cash was $1,025,367. For the period from January 4, 2021 (inception) through December 31, 2021, cash used in operating activities was $538,848 primarily as a result of the net loss. For the period from January 4, 2021 (inception) through December 31, 2021, cash used in investing activities was $230,000,000 and was for the cash deposited into the Trust account. For the period from January 4, 2021 (inception) through December 31, 2021, cash provided by financing activities was $231,564,215 and primarily relates to the Initial Public Offering.

Controls and Procedures

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as detailed above.

Prior to the closing of the Initial Public Offering, we did not complete an assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

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

Off-Balance Sheet Financing Arrangements; Commitments and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the shares of common stock subject to possible redemption in the amount of $230,000,000 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been and will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, we may have less interest income available to us for payment of taxes, and a decline in the value of the assets held in the Trust Account could reduce the principal below the amount initially deposited in the Trust Account.

Item 8.      Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Certifying Officers, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, the internal control over financial reporting was effective. Additionally, based on management's assessment, we determined that there were no material weaknesses in our internal control over financial reporting as of December 31, 2022.

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

Item 9B.      Other Information.

None.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
J. Carney Hawks	48	Chairman and Chief Executive Officer
John Maher	50	Chief Operating Officer
Lois A. Mannon	54	Chief Financial Officer and Treasurer
Eugene Davis	68	Director
Daniel H. Golden	70	Director
Marc Heimowitz	53	Director
Joseph Mills	63	Director

J. Carney Hawks — Chairman and Chief Executive Officer. J. Carney Hawks serves as our Chairman and Chief Executive Officer. Mr. Hawks is the Founder and CEO of JC Hawks & Co, an investment and advisory firm and an affiliate of our Sponsor. Prior to that role, Mr. Hawks was a founding partner at Brigade Capital Management, a multi-billion dollar fixed income asset management firm, from its inception in 2007 until his retirement at the end of 2019. At Brigade, Mr. Hawks was the head of the Special Situations Group and sat on the firm’s Investment Committee. He also managed two funds at the firm focused on opportunities in the stressed and distressed energy sector. Through his special situation focus, Mr. Hawks has participated in the restructurings of dozens of companies, both through the bankruptcy process and after emergence. Some of Mr. Hawks’ most notable investments included positions in the Puerto Rico debt securities, where he helped the Creditor Group negotiate a restructuring of the Government Development Bank bonds. Mr. Hawks also had active roles in the General Obligation Group, as well as the PREPA Fuel Line Group. Mr. Hawks managed multiple investments in the Caesars capital structure prior to and during its bankruptcy in 2015-2016, including a lead role on the unofficial First Lien Creditor Group. In 2013, Mr. Hawks also helped lead the creditor group in the Jefferson Country sewer bonds, which was the largest municipal restructuring at the time of its default. He has also participated in the restructuring of numerous energy companies, including Parker Drilling, Jupiter Resources, Amplify Energy and Telford International. In many of these situations, Mr. Hawks remained active post-emergence either as an official or unofficial board observer. While at Brigade, Mr. Hawks sat on the boards of Aventine Resources and Jacuzzi Brands following their restructurings. Following his departure from Brigade, Mr. Hawks sat on the boards of Extraction Oil and Gas and Cenveo Worldwide. Mr. Hawks is currently on the Board of Directors of Ferrellgas Partners. Prior to his role at Brigade, Mr. Hawks was a Managing Director in the High Yield Group at Mackay Shields. At Mackay, Mr. Hawks covered a wide range of industries and participated in numerous restructurings of the firm’s investments. Mr. Hawks earned a Bachelor of Science with Distinction from the McIntire School of Commerce at the University of Virginia.

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

Lois A. Mannon — Chief Financial Officer and Treasurer. Lois A. Mannon serves as our Chief Financial Officer and Treasurer. Ms. Mannon is the Founder and Chief Executive Officer of Mannon Consulting, LLC, a private firm specializing in financial advisory and financial outsourcing services for public and private businesses, which she founded in 2003. Such services include fractional CFO, financial controller, Chapter 11 bankruptcy estate and liquidating trust administration, as well as accounting, tax, and cash management. Over the past 21 years, Ms. Mannon has provided administration services to 25 liquidating and/or litigation trusts and has provided fractional CFO, financial advisory, accounting and tax services for approximately 10 other clients. Ms. Mannon has experience with businesses in various industries, including automotive, consumer retail, manufacturing, distribution/logistics, mining, telecommunications, metals and aluminum, power and energy, oil and gas, healthcare, and portfolio investments. Certain representative engagements include: Arcapita, Inc., Bluestem Group Inc., Patriot Coal Corporation, Quicksilver Resources, Inc, Remington Outdoor Company Liquidating Estates, Saint Vincent's Catholic Medical Centers of New York, and Tower Automotive, Inc. Ms. Mannon is a Certified Public Accountant in the State of Ohio and a member of both the American Institute of Certified Public Accountants (AICPA) and the Ohio Society of CPAs. Ms. Mannon earned a Bachelor of Business Administration from Marshall University.

Eugene Davis — Director. Mr. Davis is a Director. Mr. Davis has served as the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities since 1999. Mr. Davis was the President, Vice Chairman and a director of Emerson Radio Corporation, a consumer electronics company, from 1990 to 1997 and was the Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc., a direct-mail marketer of sports equipment, from 1996 to 1997. Mr. Davis currently serves on the board of directors of F45 Training Holdings Inc., where he is Chairman of the Board. During the past five years, Mr. Davis was a director of the following public or formerly public companies: FTS International, Montage Resources Corp., Seadrill Limited, VICI Properties Inc., Verso Corporation, ALST Casino Holdco, LLC, Atlas Air Worldwide Holdings, Inc., Atlas Iron Limited, The Cash Store Financial Services, Inc., Dex One Corp., Genco Shipping & Trading Limited, Global Power Equipment Group, Inc., Goodrich Petroleum Corp., Great Elm Capital Corp., GSI Group, Inc., Hercules Offshore, Inc., HRG Group, Inc., Knology, Inc., SeraCare Life Sciences, Inc., Spansion, Inc., Spectrum Brands Holdings, Inc., Titan Energy LLC, Trump Entertainment Resorts, Inc., U.S. Concrete, Inc. and WMIH Corp. Mr. Davis received his Bachelor of Arts, Masters in International Affairs and Juris Doctorate from Columbia University. Mr. Davis was selected to serve on our Board of Directors due to his significant management and leadership experience.

Daniel H. Golden — Director. Mr. Golden is a Director. Mr. Golden has more than 40 years of experience as a practicing financial restructuring attorney representing primarily official and informal creditors’ and bondholder committees in some of the largest and most complex restructurings and bankruptcies in U.S. history. From 1999 to 2019, Mr. Golden was head of Akin Gump Strauss Hauer & Feld LLP’s nationally and internationally renowned financial restructuring practice. Currently, Mr. Golden serves as a member of the board of managers of the Insys Liquidation Trust, a litigation/liquidation trust formed pursuant to the confirmed chapter 11 plan of Insys Therapeutics, Inc., and as the trustee of the Quorum Health Corporation Litigation Trust formed pursuant to the confirmed chapter 11 plan of Quorum Health Corporation and as the trustee of the DFC Liquidating Trust formed pursuant to the confirmed Chapter 11 plan of Southern Foods Group, LLC, Dean Foods Company and their debtor affiliates. Additionally, Mr. Golden serves as a restructuring consultant to several plaintiffs law firms representing tens of thousands of claimants in the Boy Scouts of America, Mallinckrodt PLC and Purdue Pharma chapter 11 cases. Mr. Golden also serves as a member of the board of directors of Deer Finance, LLC., a private litigation funding firm. Mr. Golden received his B.A. in psychology from the University of Wisconsin-Madison and holds a J.D. from the University of Buffalo School of Law. Mr. Golden was selected to serve on our Board of Directors due to his significant restructuring and leadership experience.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our Founder Shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. See “Management's Discussion and Analysis of Recent Developments of Financial Condition and Results of Operations—Recent Developments.” These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of the Class B common stock then outstanding. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Daniel H. Golden, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Eugene Davis and Joseph Mills, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of J. Carney Hawks and Marc Heimowitz, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our Sponsor then on our board, or by a majority of the holders of our Founder Shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from January 4, 2021 (inception) through December 31, 2022, there were no delinquent filers.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
J. Carney Hawks	Ferrellgas Partners, LP	Propane Distribution	Director
John Maher	None.
Lois A. Mannon	Mannon Consulting, LLC	Financial Advisory Company	CEO

Eugene Davis	PIRINATE Consulting Group, LLC	M&A Consulting & Strategy	Chairman and CEO
	Hycroft Mining Corporation	Mining	Director
	Samson Resources II, LLC	Exploration and Production	Chairman of the Board of Directors
	F45 Training Holdings Inc.	Fitness	Chairman of the Board of Directors

Daniel H. Golden	Insys Liquidation Trust	Liquidation Trust	Board of Managers
	Quorum Health Corporation Litigation Trust	Litigation Trust	Trustee
	Dean Foods Company	Liquidation Trust	Trustee
	Deer Finance, LLC	Financial Services	Director

Marc Heimowitz	Coda Advisory Group LLC	Restructuring Advisory Firm	Managing Member

Joseph Mills	Samson Resources II, LLC	Exploration and Production	Director
	Riviera Resources, Inc.	Exploration and Production	Director
	QuarterNorth Energy	Exploration and Production	Director
	Liberty Resources	Exploration and Production	Director
	Caliber Midstream	Midstream	Director

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

Item 11.      Executive Compensation.

On November 21, 2022, we entered into a retention bonus agreement (the "Retention Agreement") with Lois Mannon, our Chief Financial Officer, granting a retention incentive award of $150,000 (the "Retention Bonus") to Ms. Mannon, subject to the terms and conditions of the Retention Agreement. The Retention Bonus is subject to a clawback if Ms. Mannon resigns prior to the later of (i) the Company's consummation of an initial business combination or (ii) the redemption of 100% of the public shares at the end of the Completion Window.

None of our other officers or directors have received any compensation for services rendered to us. Our Sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their respective affiliates. We also pay a monthly fee to our chief operating officer for service provided to us in such capacity.

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

	Class A Common Stock		Class B Common Stock
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage of	Beneficially	Percentage of	Common
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Stock
Hawks Sponsor LLC(3)(2)	—	—	5,482,000	95.34%	19.07%
J. Carney Hawks(3)(2)	—	—	5,482,000	95.34%	19.07%
Lois A. Mannon(2)	—	—	40,000	*	*
Eugene Davis(2)	—	—	40,000	*	*
Daniel H. Golden(2)	—	—	40,000	*	*
Marc Heimowitz(2)	—	—	40,000	*	*
John Maher(2)	—	—	28,000	*	*
Joseph Mills(2)	—	—	40,000	*	*

683 Capital Management, LLC(4)	1,979,592	8.61%	—	—	6.89%
Aristeia Capital, L.L.C.(5)	1,980,000	8.61%	—	—	6.89%
Atalaya Capital Management LP(6)	1,238,690	5.39%	—	—	4.31%
Polar Asset Management Partners Inc.(7)	1,979,998	8.61%	—	—	6.89%
Radcliffe Capital Management, L.P.(8)	1,809,741	7.87%	—	—	6.29%
Sculptor Capital LP(9)	1,141,500	4.96%	—	—	3.97%
Shaolin Capital Management LLC(10)	1,861,000	8.09%	—	—	6.47%
Saba Capital Management L.P.(11)	2,206,145	9.59%	—	—	7.67%
Barclays PLC(12)	1,165,337	5.07%	—	—	4.05%
All directors and officers as a group (7 individuals)(2)(9)	—	—	5,710,000	99.30%	19.86%
*	Less than 1% ownership
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Hawks Acquisition Corp, 600 Lexington Avenue, 9th Floor, New York, NY 10022.
(2)

Interests in shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in our registration statement.."

(3)

J. Carney Hawks is the managing member of JC Hawks & Co. LLC, which is the managing member of Hawks Acquisition Founders Company LLC, which is the managing member of Hawks Sponsor LLC. The shares beneficially owned by Hawks Sponsor LLC may also be deemed to be beneficially owned by Mr. Hawks.

(4)

According to Schedule 13G, filed on February 14, 2023 by 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman (collectively, the "683 Parties"), the business address of the 683 Parties is 1700 Broadway, Suite 4200, New York, NY 10019. The 683 Parties hold 1,979,592 shares of Class A common stock. Such securities are held 683 Capital Partners, LP, a Delaware limited partnership ("683 Partners"), which beneficially owned 1,979,592 shares of Class A common stock. 683 Capital Management, LLC, a Delaware limited liability company ("683 Management"), as the investment manager of 683 Partners, may be deemed to have beneficially owned the 1,979,592 shares of Class A common stock beneficially owned by 683 Partners. Ari Zweiman, as the managing member of 683 Management, may be deemed to have beneficially owned the 1,979,592 shares of Class A common stock beneficially owned by 683 Management.

(5)

According to Schedule 13G, filed on February 13, 2023 by Aristeia Capital, L.L.C. (“Aristeia”), the business address of Aristeia is Aristeia Capital, L.L.C., One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830. Aristeia is the investment manager of, and has voting and investment control with respect to the securities held by, one or more private investment funds, which hold 1,980,000 shares of Class A common stock.

(6)

According to Schedule 13G, filed on February 14, 2023 by Atalaya Special Purpose Investment Fund II LP, a Delaware limited partnership ("ASPIF II"), ACM ASOF VII (Cayman) Holdco LP, a Cayman Island exempted limited partnership ("ASOF"), ACM Alameda Special Purpose Investment Fund II LP, a Cayman Islands exempted limited partnership ("Alameda"), ACM Alamosa (Cayman) Holdco LP, a Cayman Islands exempted limited partnership ("Alamosa"), Atalaya Capital Management LP, a Delaware limited partnership ("ACM" and, collectively with ASPIF II, ASOF, Alameda and Alamosa, the "Atalaya Parties"), Corbin ERISA Opportunity Fund, Ltd., a Cayman Islands exempted company ("CEOF"), Corbin Capital Partners GP, LLC, a Delaware limited liability company ("Corbin GP") and Corbin Capital Partners, L.P., a Delaware limited partnership ("CCP" and, collectively with CEOF and Corbin GP, the "Corbin Parties"), the business address of the Atalaya Parties is One Rockefeller Plaza, 32nd Floor, New York, NY 10020 and the business address of the Corbin Parties is 590 Madison Avenue, 31st Floor, New York, NY 10022. The Atalaya Parties hold 1,238,690 shares of Class A common stock. Such securities are held by (i) ASPIF II, which beneficially owned 264,331 shares of Class A common stock, (ii) ASOF, which beneficially owned 370,854 shares of Class A common stock and (iii) Alameda, which beneficially owned 232,651 shares of Class A common stock. As the investment manager of ASPIF II, ASOF, Alameda and Alamosa, ACM has the power to vote and direct the disposition of all shares of Class A common stock held by ASPIF II, ASOF, Alameda and Alamosa. The Atalaya Parties and the Corbin Parties may be deemed members of a group, as defined in Rule 13d-5 under the Exchange Act, with respect to the shares of Class A common stock. Such group may be deemed to beneficially own 1,238,690 shares of Class A common stock. The Corbin Parties hold 370,854 shares of Class A common stock. As the investment manager of CEOF, CCP has the power to vote and direct the disposition of all shares of Class A common stock held by CEOF. CEOF, Corbin GP and CCP disclaim beneficial ownership over the shares of Class A common stock held directly by ASPIF II, ASOF, Alameda and Alamosa. ASPIF II, ASOF, Alameda, Alamosa and ACM disclaim beneficial ownership over the shares of Class A common stock held directly by CEOF.

(7)

According to Schedule 13G, filed on February 9, 2023 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada ("Polar"), the business address of Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. Polar holds 1,979,998 shares of Class A common stock. Polar serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted Company ("PMSMF"), with respect to the shares of Class A common stock directly held by PMSMF.

(8)

According to Schedule 13G, filed on February 14, 2023 by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., and Radcliffe SPAC GP, LLC (collectively, the "Radcliffe Parties"), the business address of such parties is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004. The Radcliffe Parties hold 1,809,741 shares of Class A common stock.

(9)

According to Schedule 13G, filed on February 14, 2023 by Sculptor Capital LP, Sculptor Capital II LP, Sculptor Capital Holding Corp., Sculptor Capital Holding II LLC, Sculptor Capital Management, Inc., Sculptor Master Fund, Ltd., Sculptor Special Funding, LP, Sculptor Credit Opportunities Master Fund, Ltd. and Sculptor SC II LP (collectively, the "Sculptor Parties"), the business address of the Sculptor Parties is 9 West 57th Street, New York, New York 10019. The Sculptor Parties hold 1,141,500 shares of Class A common stock. Such securities were held by (i) Sculptor Special Funding, LP, a Cayman Islands exempted limited partnership ("NRMD"), which beneficially owned 841,500 shares of Class A common stock and (ii) Sculptor SC II, LP, a Delaware limited partnership ("NJGC"), which beneficially owned 300,000 shares of Class A common stock. NRMD is wholly owned by Sculptor Master Fund, Ltd., a Cayman Islands company ("SCMF"). Sculptor Capital LP, a Delaware limited partnership ("Sculptor"), is the investment advisor to SCMF, SCCO and SCEN. Sculptor Capital II LP, a Delaware limited partnership ("Sculptor II"), is the investment advisor to NJGC. Sculptor Capital Holding Corporation, a Delaware corporation ("SCHC"), serves as the general partner of Sculptor. Sculptor Capital Holdings II LLC, a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor II. Sculptor Capital Management, Inc., a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor II.

(10)

According to Schedule 13G, filed on February 13, 2023 by Shaolin Capital Management LLC ("Shaolin"), the business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127. Shaolin holds 1,861,000 shares of Class A common stock. Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC, being managed accounts advised by Shaolin.

(11) According to Schedule 13G, filed on February 14, 2023 by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein (collectively, the "Saba Parties"), the business address of such parties is 405 Lexington Avenue, 58th Floor, New York, New York, 10174. The Saba Parties hold 2,206,145 shares of Class A common stock.

(12) According to Schedule 13G, filed on January 12, 2023 by Barclays PLC and Barclays Bank PLC (the "Barclays Parties"), the business address of such parties is 1 Churchill Place, London, E14 5HP, England. The Barclays Parties hold 2,330,674 shares of Class A common stock, with each party holding 1,165,337 shares of Class A common stock.

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

Item 14.      Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from January 4, 2021 (inception) through December 31, 2021 totaled $77,250 and $80,855, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and the period from January 4, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

4.6	Description of Securities of the Company (incorporated by reference to the Exhibit 4.6 filed with the Company’s annual report on Form 10-K filed by the Registrant on March 18, 2022).
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

10.15

Retention Agreement, dated as of November 21, 2022, by and between Hawks Acquisition Corp and Lois Mannon (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on November 23, 2022).

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Greenwich, Connecticut on the 22nd day of March, 2023.

HAWKS ACQUISITION CORP

By:	/s/ J. Carney Hawks
Name:	J. Carney Hawks
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Carney Hawks	Chief Executive Officer,	March 22, 2023
J. Carney Hawks	Chairman of the Board
of Directors and Director
(Principal Executive Officer)
/s/ John Maher	Chief Operating Officer	March 22, 2023
John Maher

/s/ Lois A. Mannon	Chief Financial Officer and	March 22, 2023
Lois A. Mannon	Treasurer (Principal Financial and
Accounting Officer)

/s/ Eugene Davis	Director	March 22, 2023
Eugene Davis

/s/ Daniel H. Golden	Director	March 22, 2023
Daniel H. Golden

/s/ Marc Heimowitz	Director	March 22, 2023
Marc Heimowitz

/s/ Joseph Mills	Director	March 22, 2023
Joseph Mills

HAWKS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hawks Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hawks Capital Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until April 13, 2023 to complete a Business Combination or the Company will cease all operations except for the purpose of liquidating. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT

March 22, 2023

HHAWKS ACQUISITION CORP

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$1,165,854	$1,025,367
Prepaid expenses - current	363,501	346,790
Total Current Assets	1,529,355	1,372,157
Prepaid expenses – non-current	—	256,364
Investments held in Trust	232,057,786	230,022,043
Total Assets	$233,587,141	$231,650,564

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued expenses	$819,366	$591,020
Total Current Liabilities	819,366	591,020
Deferred tax liability	598,679	—
Deferred underwriting commission payable	8,650,000	8,650,000
Total Liabilities	10,068,045	9,241,020

Commitments and contingencies (see Note 6)

Class A common stock subject to possible redemption; 23,000,000 shares at redemption value	232,057,786	230,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,539,265)	(7,591,031)
Total Stockholders’ Deficit	(8,538,690)	(7,590,456)
Total Liabilities and Stockholders’ Deficit	$233,587,141	$231,650,564

The accompanying notes are an integral part of the financial statements.

HHAWKS ACQUISITION CORP

STATEMENTS OF OPERATIONS

		For the
		Period from
	For the	January 4, 2021
	Year	(inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$1,587,018	$526,714
Loss from operations	(1,587,018)	(526,714)

Other income:
Interest earned on assets held in Trust	3,313,492	22,043
Total other income	3,313,492	22,043
Income (loss) before income tax expense	1,726,474	(504,671)
Income tax expense	(616,922)	—
Net income (loss)	$1,109,552	$(504,671)

Weighted average Class A shares outstanding, basic and diluted	23,000,000	5,359,882
Basic and diluted net income (loss) per Class A common share	$0.04	$(0.05)
Weighted average Class B shares outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income (loss) per Class B common share	$0.04	$(0.05)

The accompanying notes are an integral part of the financial statements.

HHAWKS ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,750,000	$575	$—	$(7,591,031)	$(7,590,456)
Remeasurement of Class A common stock subject to possible redemption to redemption value	—	—	—	(2,057,786)	(2,057,786)
Net income	—	—	—	1,109,552	1,109,552
Balance December 31, 2022	5,750,000	$575	—	$(8,539,265)	$(8,538,690)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 4, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Excess of proceeds over fair value of private placement warrants	—	—	1,787,132	—	1,787,132
Fair value of public warrants	—	—	8,338,152	—	8,338,152
Adjust Class A common stock to redemption amount	—	—	(10,149,709)	(7,086,360)	(17,236,069)
Net loss	—	—	—	(504,671)	(504,671)
Balance, December 31, 2021	5,750,000	$575	$—	$(7,591,031)	$(7,590,456)

The accompanying notes are an integral part of the financial statements.

HHAWKS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

		For the
		Period from
	For the	January 4,2021
	year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$1,109,552	$(504,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on assets held in Trust	(3,313,492)	(22,043)
Deferred income taxes	598,679	—
Changes in operating assets and liabilities:
Prepaid expenses, current and non-current	239,653	(603,154)
Accrued expenses	228,346	591,020
Net cash used in operating activities	(1,137,262)	(538,848)
Cash Flows from Investing Activities
Cash withdrawn from the Trust	1,277,749	(230,000,000)
Net cash provided by investing activities	1,277,749	(230,000,000)
Cash Flows from Financing Activities
Sale of units in public offering	—	230,000,000
Sale of warrants	—	6,500,000
Offering costs	—	(4,960,785)
Proceeds from Sponsor note	—	100,000
Repayment of sponsor note	—	(100,000)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	231,564,215
Net change in cash	140,487	1,025,367
Cash at beginning of period	1,025,367	—
Cash at end of period	$1,165,854	$1,025,367
Non-cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$230,000,000
Remeasurement of carrying value of Class A common stock to redemption value	2,057,786	$21,948,937
Deferred underwriters commission	$—	$8,650,000

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, after the Initial Public Offering, day-to-day operations and identifying a target company for an initial Business Combination.

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

Liquidity and Management’s Plan and Going Concern

As of December 31, 2022, cash and working capital were $1,165,854 and $709,989, respectively. The Company may elect to utilize certain covenants in the Investment Management Trust Agreement made effective as of October 7, 2021 by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”) that provide for withdrawal of earned interest to reimburse the Company for taxes paid by the Company and for working capital not to exceed $1,000,000 per annum. Management believes that the funds which the Company has available, in addition to utilization of available options as provided for in the Trust Agreement, will enable the Company to sustain operations for the earlier of a period of one-year from the issuance date of these financial statements, or the date of consummation of a business combination.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,165,854 and $1,025,367 in cash and no cash equivalents at December 31,2022 and December 31, 2021, respectively.

Investments Held in Trust

Investments held in trust were $232,057,786 and $230,022,043 at December 31, 2022 and December 31, 2021, respectively, and consisted of a U.S. Treasury security which is carried at fair value.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, the shares of common stock subject to possible redemption in the amount of $232,057,786 and $230,000,000, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

As of December 31, 2022 and 2021, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(8,338,152)
Class A ordinary shares issuance costs	(13,610,785)
Plus:
Adjust carrying value to redemption value	21,948,937
Class A ordinary shares subject to possible redemption - December 31, 2021	230,000,000
Adjust carrying value to redemption value	2,057,786
Class A ordinary shares subject to possible redemption – December 31, 2022	232,057,786

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31,2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has identified the United States as its only "major" tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023.

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

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the year		For the period from January 4, 2021
	Ended		(inception) Through
	December 31, 2022		December 31, 2021
	Class A Common	Class B Common	Class A Common	Class B Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$887,642	$220,910	$(243,475)	$(261,196)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	5,359,882	5,750,000

Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.05)	$(0.05)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and December 31, 2021 the Company had no borrowings under the Working Capital Loans.

Retention Bonus Agreement

On November 21, 2022, we entered into a retention bonus agreement (the “Retention Agreement”) with Lois Mannon, our Chief Financial Officer, granting a retention incentive award of $150,000 (the “Retention Bonus”) to Ms. Mannon, subject to the terms and conditions of the Retention Agreement. The Retention Bonus is subject to a clawback if Ms. Mannon resigns prior to the later of (i) the Company’s consummation of an initial business combination or (ii) the redemption of 100% of the public shares at the end of the Completion Window.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 23,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 20% of the Company's issued and outstanding common stock after the Initial Public Offering. As the underwriters' over-allotment was exercised in full as part of the Initial Public Offering, none of the Founder Shares are subject to forfeiture.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price of less than $9.20 per share of Class A common stock (with such issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z)the volume-weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to

115% of the greater of the volume-weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination and the Newly Issued Price and, in the case of Public Warrants only, the $18.00 per share redemption trigger price described under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the volume-weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination and the Newly Issued Price.

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

NOTE 8 — TAXES

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

		For the Period From
		January 4, 2021
	For the Year Ended	(Inception) Through
	December 31, 2022	December 31, 2021
U.S. federal statutory rate	21.0%	21.0%
Valuation allowance	14.7%	(21.0)%
Income tax provision	35.7%	—

Below is breakdown of the income tax provision.

z
		For the Period From
	For the Year Ended	January 4, 2021 (Inception)
	December 31, 2022	Through December 31, 2021
Federal
Current	$18,152	$—
Deferred	344,408	(105,981)
State and local
Current	—	—
Deferred	—	—
Change in valuation allowance	254,362	105,981
Total tax provision	$616,922	$—

As of December 31, 2022 and 2021, the Company had $0 and $175,767, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $254,362 and $105,981, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2022	2021
Deferred tax assets:
Start up costs	$360,343	$69,070
NOLs	—	36,911
Total deferred tax assets	360,343	105,981
Deferred tax liabilities:
Unrealized gains	(598,679)	—
Total deferred tax liabilities	(598,679)	—
Valuation Allowance	(360,343)	(105,981)

Net deferred tax liability	$(598,679)	$—

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any events that would have required adjustment to or disclosure in the financial statements.