Form 10-Q
period 2023-03-31
Hawks Acquisition Corp
filed 2023-05-11
CIK 1841144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 11, 2023, 9,758,265 shares of the Class A common stock, par value $0.0001 per share, were issued and outstanding.

HAWKS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HAWKS ACQUISITION CORP

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$920,815	$1,165,854
Prepaid expenses – current	204,875	363,501
Total Current Assets	1,125,690	1,529,355
Investments held in Trust	234,355,842	232,057,786
Total Assets	$235,481,532	$233,587,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$1,303,298	$819,366
Total Current Liabilities	1,303,298	819,366
Deferred tax liability	491,336	598,679
Deferred underwriting commission payable	8,650,000	8,650,000
Total Liabilities	10,444,634	10,068,045
Commitments and contingencies (see Note 6)

Class A common stock subject to possible redemption; 23,000,000 shares at redemption value	234,355,842	232,057,786

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,319,519)	(8,539,265)
Total Stockholders’ Deficit	(9,318,944)	(8,538,690)
Total Liabilities and Stockholders’ Deficit	$235,481,532	$233,587,141

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Formation and operating costs	$501,520	$514,537
Loss from operations	(501,520)	(514,537)

Other income:
Interest earned on assets held in Trust	2,542,813	41,221
Total other income	2,542,813	41,221
Income (loss) before income tax expense	2,041,293	(473,316)
Income tax expense	(523,491)	—
Net income (loss)	$1,517,802	$(473,316)

Weighted average Class A shares outstanding, basic and diluted	23,000,000	23,000,000
Basic and diluted net income (loss) per Class A common share	$0.05	$(0.02)
Weighted average Class B shares outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income (loss) per Class B common share	$0.05	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	5,750,000	$575	$—	$(8,539,265)	$(8,538,690)
Remeasurement of Class A common stock subject to possible redemption to redemption value	—	—	—	(2,298,056)	(2,298,056)
Net income	—	—	—	1,517,802	1,517,802
Balance, March 31, 2023	5,750,000	$575	—	$(9,319,519)	$(9,318,944)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,750,000	$575	$—	$(7,591,031)	$(7,590,456)
Net loss	—	—	—	(473,316)	(473,316)
Balance, March 31, 2022	5,750,000	$575	$—	$(8,064,347)	$(8,063,772)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAWKS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash flows from Operating Activities:
Net income (loss)	$1,517,802	$(473,316)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on assets held in Trust	(2,542,813)	(41,221)
Deferred income taxes	(107,343)	—
Changes in operating assets and liabilities:
Prepaid expenses, current and non-current	158,626	89,998
Accrued expenses	483,932	82,919
Net cash used in operating activities	(489,796)	(341,620)
Cash Flows from Investing Activities
Cash withdrawn from the Trust	244,757	—
Net cash provided by investing activities	244,757	—
Net change in cash	(245,039)	(341,620)
Cash at beginning of period	1,165,854	1,025,367
Cash at end of period	$920,815	$683,747
Non-cash financing activities
Remeasurement of carrying value of Class A common stock to redemption value	$2,298,056	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, after the Initial Public Offering, day-to-day operations and identifying a target company for an initial Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (as defined below) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

As result of the Extension (as defined below), the Company has until December 13, 2023 to complete a Business Combination (or such earlier date as determined by the Company’s board of directors). If the Company is unable to complete a Business Combination by December 13, 2023, the time period to complete a Business Combination can be extended if the Company’s stockholders vote at any time to amend the Certificate of Incorporation to modify the amount of time the Company has to complete a Business Combination. The time period the Company has to complete a Business Combination, as it may be extended as described herein, is referred to as the combination period (the “Combination Period”). In connection with the Extension, on April 13, 2023, the Sponsor agreed to make monthly deposits directly to the Company’s trust account in the amount of $0.03 for each outstanding share of Class A common stock (which shall not include shares of the Company’s Class A common stock that have been converted from shares of the Company’s Class B common stock), with each such monthly advance not exceeding $125,000 in the aggregate. Such contributions will be made pursuant to an unsecured promissory note issued by the Company to the Sponsor accruing interest at the short-term applicable federal rate.

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

Liquidity and Management’s Plan and Going Concern

As of March 31, 2023, cash and working capital were $920,815 and $(177,608), respectively. The Company may elect to utilize certain covenants in the Investment Management Trust Agreement made effective as of October 7, 2021 by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”) that provide for withdrawal of earned interest to reimburse the Company for taxes paid by the Company and for working capital not to exceed $1,000,000 per annum. The Company has already made such withdrawals for 2023 and will not make any more such withdrawals during the Completion Period (unless such period is extended beyond December 13, 2023). Management believes that the funds which the Company has available, in addition to utilization of available options as provided for in the Trust Agreement, will enable the Company to sustain operations for the earlier of a period of one-year from the issuance date of these financial statements, or the date of consummation of a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 13, 2023 to consummate a Business Combination. It is uncertain that it will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 13, 2023 (see Note 8).

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

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $920,815 and $1,165,854 in cash and non cash equivalents at March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust

Investments held in trust were $234,355,842 and $232,057,786 at March 31, 2023 and December 31, 2022, respectively, and consisted of a U.S. Treasury security which is carried at fair value.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022 the shares of common stock subject to possible redemption in the amount of $234,355,842 and $232,057,786, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The amount of shares of Class A common stock reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption – December 31, 2022	$232,057,786
Adjust carrying value to redemption value	2,298,056
Class A common stock subject to possible redemption – March 31, 2023	$234,355,842

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Our effective tax rate was 26% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value. As of April 13, 2023, all issued and outstanding shares of Class B common stock were converted to shares of Class A common stock. As a result, no shares of Class B common stock remain outstanding as of the date of this report. See Note 8.

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three		For the Three
	Months Ended		Months Ended
	March 31, 2023		March 31, 2022
	Class A Common	Class B Common	Class A Common	Class B Common
	Stock	Stock	Stock	Stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,214,242	$303,560	$(378,653)	$(94,663)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per common share	$0.05	$0.05	$(0.02)	$(0.02)

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

As of April 13, 2023, all issued and outstanding shares of Class B common stock were converted to shares of Class A common stock. Such shares of Class A common stock remain subject to the same terms, conditions and agreements as the Class B common stock. See Note 8.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay GLC Advisors & Co., LLC (“GLC”) or an affiliate of GLC a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, we recognized $30,000 for the administrative support services expense.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022 the Company had no borrowings under the Working Capital Loans.

Retention Bonus Agreement

On November 21, 2022, we entered into a retention bonus agreement (the “Retention Agreement”) with Lois Mannon, our Chief Financial Officer, granting a retention incentive award of $150,000 (the “Retention Bonus”) to Ms. Mannon, subject to the terms and conditions of the Retention Agreement. The Retention Bonus is subject to a clawback if Ms. Mannon resigns prior to the later of (i) the Company’s consummation of an initial business combination or (ii) the redemption of 100% of the public shares at the end of the Completion Window. The Retention Bonus was paid during the three months ended March 31, 2023 and was recorded as an expense in statements of operations during the year ended December 31, 2022.

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

NOTE 7— STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share (the “Class A common stock”). Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 23,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share (the “Class B common stock”). Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the Founder Shares are subject to forfeiture.

As of April 13, 2023, all issued and outstanding shares of Class B common stock were converted to shares of Class A common stock. Such shares of Class A common stock remain subject to the same terms, conditions and agreements as the Class B common stock. See Note 8.

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

Redemption for Public Warrants. Once the Public Warrants become exercisable, the Company may redeem for cash the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each Public Warrant holder; and
●	if, and only if, the last reported sale price of the Class common stock has been at least $18.00 per share (subject to adjustment in compliance with the public warrant agreement) for any ten (10) trading days within a 20-trading day period ending on the third (3rd) trading day prior to the date on which the notice of redemption is given to the public warrant holders.

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

NOTE 8—  SUBSEQUENT EVENTS

The Company evaluated events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any events that would have required adjustment to or disclosure in the financial statements, other than as noted below.

On April 6, 2023, the stockholders of the Company approved a proposal to adopt (i) an amendment to the Certificate of Incorporation to extend (the “Extension”) the date by which the Company has to consummate a business combination from April 13, 2023 to December 13, 2023 (or such earlier date as determined by the Board) (the “First Charter Amendment”) and (ii) an amendment to the Certificate of Incorporation to provide for the right of a holder of Class B common stock to convert their shares of Class B common stock into shares of Class A common stock on a one-to-one basis at the election of the holder and to provide that the provision in the Certificate of Incorporation granting holders of shares of Class B common stock the exclusive right to elect and remove any director shall no longer apply when there are no shares of Class B common stock outstanding (the “Second Charter Amendment” and, together with the First Charter Amendment, the “Charter Amendments”). The Charter Amendments were filed with the Secretary of State of the State of Delaware on April 12, 2023. In connection with the Extension, 18,991,735 shares of Class A common stock were redeemed, resulting in the payment of approximately $192.5 million from the Trust Account.

In connection with the Extension, on April 13, 2023, the Sponsor agreed to make monthly deposits directly to the Company’s trust account in the amount of $0.03 for each outstanding share of Class A common stock (which shall not include shares of the Company’s Class A common stock that have been converted from shares of the Company’s Class B common stock), with each such monthly advance not exceeding $125,000 in the aggregate. Such contributions will be made pursuant to an unsecured promissory note issued by the Company to the Sponsor accruing interest at the short-term applicable federal rate.

Following the filing of the Second Charter Amendment as described above, holders of 5,750,000 shares of Class B common stock exercised their right to convert such shares of Class B common stock into shares of Class A common stock. Such shares of Class A common stock remain subject to the same terms, conditions and agreements as the Class B common stock. As a result, no shares of Class B common stock remain outstanding as of the date of this report.

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

We presently have no revenue. All activities during the three months ended March 31, 2023 and 2022 relate to the solicitation of a target business with which to complete a Business Combination. We will have no operations other than the active solicitation of a target business with which to complete a Business Combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We also have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

We cannot assure you that our plans to complete our initial Business Combination will be successful. If we are unable to complete our initial business combination with the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the Founder Shares and Private Placement Warrants will not participate in any redemption distribution with respect to their Founder Shares or Private

Placement Warrants until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Recent Developments

On April 6, 2023, the stockholders of the Company approved a proposal to adopt (i) the First Charter Amendment and (ii) the Second Charter Amendment. The Charter Amendments were filed with the Secretary of State of the State of Delaware on April 12, 2023. In connection with the Extension, 18,991,735 shares of Class A common stock were redeemed, resulting in the payment of approximately $192.5 million from the Trust Account.

In connection with the Extension, on April 13, 2023, the Sponsor agreed to make monthly deposits directly to the Company’s trust account in the amount of $0.03 for each outstanding share of Class A common stock (which shall not include shares of the Company’s Class A common stock that have been converted from shares of the Company’s Class B common stock), with each such monthly advance not exceeding $125,000 in the aggregate. Such contributions will be made pursuant to an unsecured promissory note issued by the Company to the Sponsor accruing interest at the short-term applicable federal rate.

Following the filing of the Second Charter Amendment as described above, holders of 5,750,000 shares of Class B common stock exercised their right to convert such shares of Class B common stock into shares of Class A common stock. Such shares of Class A common stock remain subject to the same terms, conditions and agreements as the Class B common stock. As a result, no shares of Class B common stock remain outstanding as of the date of this report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, day-to-day operations and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023 and 2022, we had net income of $1,517,802, consisting of operating and formation costs of $501,520, investment income on the Trust assets of $2,542,813 and income taxes of $523,491.

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

For the three months ended March 31, 2023 and 2022, cash used in operating activities was $489,796 and $341,620, respectively.

As of March 31, 2023, we had investments held in the Trust Account of $234,355,842 consisting of money market funds, which are invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $920,815 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.

As of March 31, 2023, cash and working capital were $920,815 and $(177,608), respectively. The Company may elect to utilize certain covenants in the Investment Management Trust Agreement made effective as of October 7, 2021 by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Agreement”) that provide for withdrawal of earned interest to reimburse the Company for taxes paid by the Company and for working capital not to exceed $1,000,000 per annum. Management believes that the funds which the Company has available, in addition to utilization of available options as provided for in the Trust Agreement, will enable the Company to sustain operations for the earlier of a period of one-year from the issuance date of these financial statements, or the date of consummation of a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 13, 2023 to consummate a Business Combination. It is uncertain that it will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 13, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual Obligations

As of March 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $8,650,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Commencing on the effective date of the Initial Public Offering, the Company has agreed to pay GLC or an affiliate of GLC a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, we recognized $30,000 for the administrative support services expense.

Critical Accounting Estimates

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value. As of April 13, 2023, all issued and outstanding shares of Class B common stock were converted to shares of Class A common stock. As a result, no shares of Class B common stock remain outstanding as of the date of this report. See “—Recent Developments.”

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the shares of common stock subject to possible redemption in the amount of 234,355,842 and $232,057,786, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

As of March 31, 2023, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023 (the “Form 10-K”). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Form 10-K.

If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any shares of Class A common stock held by them in favor of our initial business combination. We expect that our initial stockholders and their permitted transferees will own at least 59% of our outstanding shares of common stock at the time of any such stockholder vote. As a result, no affirmative votes from public stockholders would be required in order to have such initial business combination approved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit
3.1

First Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on April 13, 2023).

3.2

Second Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.2 filed with the Company’s current report on Form 8-K filed by the Registrant on April 13, 2023).

10.1

Promissory Note, dated as of April 12, 2023, by and between Hawks Acquisition Corp and Hawks Sponsor LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on April 13, 2023).

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

HAWKS ACQUISITION CORP

Date: May 11, 2023	By:	/s/ J. Carney Hawks
		Name:	J. Carney Hawks
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Lois Mannon
		Name:	Lois Mannon
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)